Form 10-K
period 1998-12-31
CHASE MANHATTAN CREDIT CARD MASTER TRUST; CHASE MANHATTAN BANK USA
filed 1999-03-31
CIK 874264, 869090

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       __________________
                            FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
(Mark One)

__x__     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended:  December 31, 1998
                               OR
_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                                        33-40006
                                        33-45135
               Commission file number   33-91504
               ----------------------   --------

            Chase Manhattan Credit Card Master Trust
                              (issuer)
            ----------------------------------------

       The Chase Manhattan Bank USA, National Association
                              (depositor)
       ---------------------------------------------------
      (Exact name of registrant as specified in its charter)

               Delaware                      22-2382028
               --------                      -----------
    (State or Other Jurisdiction of         (IRS Employer
    Incorporation or Organization)          Identification
                                               Number)

802 Delaware Avenue, Wilmington, Delaware        19801
------------------------------------------      ------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (302) 575-5033

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

This Annual Report on Form 10-K is filed in accordance with a letter dated March 22, 1991 issued by the Office of Chief
Counsel, Division of Corporation Finance of the Securities and Exchange Commission (the "Division") stating that the Division will raise no objection if the Chase Manhattan Credit Card Master Trust (the "Trust"), which is maintained pursuant to the Amended and Restated Pooling and Servicing Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (formerly known as The Chase Manhattan Bank (USA)) (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"), files reports pursuant to Sections 13, 15(d), and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of Chief Counsel on behalf of the originators of the Trust. Accordingly, responses to certain
Items have been omitted from or modified in this Annual Report on Form 10-K. The Chase Manhattan Credit Card Mastertrust is the Issuer of Asset Backed Certificates, Series 1995-1, 1995-2, 1996-1, 1996-2, 1996-3, and 1996-4.

                             Part I

Item 1.   Business

          Omitted.

Item 2.   Properties

               Pursuant to the Agreement, the Bank has transferred to the Trust from time to time the receivables (the "Receivables") arising in certain credit card accounts.

               The aggregate Investor Default Amount reported on Forms 8-K in 1998 was $314,903,759. There were no Investor Charge-offs for the same period. As of December 31, 1998, Accounts in the Master Trust, having an aggregate balance of $280,543,721.00, or 5.48%% of all Receivables, were delinquent 1-29 days; Accounts having an aggregate balance of $79,478,217.00 or 1.55% of all Receivables, were delinquent 30-59 days; Accounts having an aggregate balance of $51,635.963.00 or 1.01%% of all Receivables, were delinquent 60-89 days; Accounts having an aggregate balance of $108,443,590.00 or 2.12% of all Receivables, were delinquent 90 days or more.

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

               As of December 31, 1998, the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for The Depository Trust Company ("DTC"). The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record".

               Series              # of Holders
               ------              ------------
               1995-1                   0
               1995-2                   4
               1996-1                  18
               1996-2                   5
               1996-3                  45
               1996-4                  79


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

Item 6.   Selected Financial Data

          Omitted.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

               Year 2000 efforts for Chase USA are being coordinated, managed and monitored as part of the Year 2000 efforts of The Chase Manhattan Corporation (the "Corporation") by the Corporation's Year 2000 Enterprise Program Office (the "Program Office"). The Program Office reports directly to the Executive Committee of the Corporation and is responsible for the Corporation's Year 2000 efforts, both technical and business-related, on a global basis. In addition, a Year 2000 Core Team (the "Core Team"), consisting of senior managers from internal audit, technology risk and control, financial management and control, the technology infrastructure division, legal and the Program Office, provides independent oversight of the process. The Core Team, which also reports directly to the Corporation's Executive Committee, is charged with identifying key risks and ensuring necessary management attention for timely resolution of project issues.

               The  Corporation's  Year 2000 Program  continues to progress.
          As of January 1, 1999, the Corporation established a Year 2000 Business Risk Council, comprised of approximately 20 senior business leaders -- line managers, risk managers, and representatives of key staff functions -- to identify potential Year 2000 business risks, coordinate planning and readiness efforts, refine contingency plans for Year 2000, and establish a Year 2000 command center structure and rapid response teams.

               The Corporation's Year 2000 Program is tracked against well-defined milestones. The Corporation completed its inventory and assessment phases on schedule on September 30, 1997, identifying affected hardware and software, prioritizing tasks and establishing implementation plans. As of December 31, 1998, substantially all of the applications related to the cardmember services operations of Chase USA had been remediated. In 1999, attention will continue to be focused on completing the remediation of all business software applications, as well as ensuring that those software application systems that have been remediated, tested and certified are, and remain, Year 2000 ready.

               Since early 1999, the Corporation has increased its tracking and risk management of third party service providers. In addition, a major focus of 1999 hs been continued customer and "street" (i.e. industry wide) testing. In many cases (including with FDR) testing has begun and testing with all such third party service providers (including additional testing with FDR) is scheduled throughout 1999. The Corporation also expects to continue to participate in tests organized by major industry and governmental infrastructure organizations as they are scheduled during the remainder of 1999. These include tests with the VISA and MasterCard associations, which began in January 1999.

               At September 30, 1998, the Corporation's estimate for Year 2000 remediation costs for 1997 - 1999 was approximately $363 million. None of these costs will be borne by the Trust.

               In its normal course of business, the Corporation manages many types of risk. The Corporation recognizes that the risks presented by Year 2000 are unique given the pervasive nature of the problem and the higher likelihood that Year 2000 risk may present itself in multiple, simultaneous impacts. Because of this, the Corporation has adjusted and will continue to adjust its risk management processes and contingency plans to take the most probable anticipated effects into account. In this regard, the Corporation has begun its event planning for the Year 2000 with the goal of preventing or mitigating potential disruptions. The Corporation's Year 2000 events planning includes creation of command centers; performance of dress rehearsals and simulation modeling for various possible business and operation risks; establishment of special rapid response technology teams; scheduling of availability of key personnel; additional training and testing activities; and the establishment of rapid decision processes.

               The Corporation's expectations for completion of its Year 2000 remediation and testing efforts, the anticipated costs to complete the project and the anticipated business, operational and financial risks to the Corporation, Chase USA and the Trust are subject to a number of uncertainties. Any failures by the VISA or MasterCard associations, FDR or other service providers to implement successfully their Year 2000 remediation plans could adversely impact the timing of collections on the Receivables. A large number of similar failures by account obligors, banks and other financial institutions or other participants in the national payments system could also adversely affect the timing of collections on the Receivables. If collections that normally would have been received in any particular month are delayed, the portfolio yield for that month will be reduced to that extent. Any such reduction would increase the likelihood of a pay out event resulting from insufficient portfolio yield.


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

          Omitted.

Item 11.  Executive Compensation

          Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          For the purposes of this Item 12. The records of DTC indicate that at December 31, 1998, the participants in the DTC system that held positions in Certificates representing interests in the Trust equal to more than 5% of the total principal amount of one or more classes of Certificates outstanding on that are as follows:

               Series              # of Holders
               ------              ------------
               1995-1                   0
               1995-2                   3
               1996-1                   8
               1996-2                   4
               1996-3                   6
               1996-4                   8


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

     Exhibit Number      Description

          28.1 Annual Servicer's Certificate pursuant to Section 3.05 of the Agreement.

          28.2           Management Report on Internal Control.

          28.3 Annual Independent Accountants' Servicing Reports pursuant to Section 3.06 of the Agreement.

          28.4           Consent of Independent Accountants.

          (b)  Reports on Form 8-K


The following Current Reports on Form 8-K were filed by the registrant during 1998:

      (1) Current Report on Form 8-K, filed on January 30, 1998, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the January 15, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3 and 1996-4.

      (2) Current Report on Form 8-K, filed on February 25, 1998, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the February 16, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3 and 1996-4.

     (3)  Current Report on Form 8-K, filed on March 24, 1998, reporting
Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the March 16, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3 and 1996-4.

     (4)  Current Report on Form 8-K, filed on April 30, 1998, reporting
Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the April 15, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3 and 1996-4.

     (5)  Current Report on Form 8-K, filed on May 22, 1998, reporting
Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the May 15, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3 and 1996-4.

     (6)  Current Report on Form 8-K, filed on June 18, 1998, reporting
Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the June 15, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3 and 1996-4.

     (7)  Current Report on Form 8-K, filed on July 20, 1998, reporting
Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the July 15, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3 and 1996-4.

     (8)  Current Report on Form 8-K, filed on August 25, 1998, reporting
Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the August 17, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3 and 1996-4.

     (9) Current Report on Form 8-K, filed on September 21, 1998, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the September 15, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3 and 1996-4.

     (10) Current Report on Form 8-K, filed on October 23, 1998, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the October 15, 1998 distribution with respect to Series 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3 and 1996-4.

     (11) Current Report on Form 8-K, filed on November 19, 1998, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the November 16, 1998 distribution with respect to 1995-2, 1995-3, 1996-1, 1996-2, 1996-3 and 1996-4.

     (12) Current Report on Form 8-K, filed on December 21, 1998, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the December 15, 1998 distribution with respect to 1995-2, 1995-3, 1996-1, 1996-2, 1996-3 and 1996-4.

                           SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Chase Manhattan Credit Card Master Trust


                             by: Chase Manhattan Bank USA, National
                                  Association



                             By:  /s/ Patricia Garvey
                                 -------------------
                             Name:  Patricia Garvey
                             Title: Vice President


Date:  March 29, 1999

INDEX TO EXHIBITS



Exhibit Number                       Description
Page


    28.1                 Annual Servicer's Certificate pursuant
                         to Section 3.05 of the Agreement.

    28.2                 Management Report on Internal Control.

    28.3                 Annual Accountant's Report pursuant to
                         Section 3.06 of the Agreement.

    28.4                 Consent of Independent Accountants.

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

           3.   This Certificate is delivered pursuant to Section
3.05 of the Pooling and Servicing Agreement.

           4. A review of the activities of the Servicer during the calendar year ended December 31, 1998, was conducted under my supervision.

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

           IN WITNESS WHEREOF, the undersigned has duly executed this certificate this 15th day of March, 1999.


                                          /s/ Keith Schuck
                                          ----------------------
                                          Name:  Keith Schuck
                                          Title: Vice President/Controller

                                                                 Exhibit 28.2

               [CHASE MANHATTAN BANK USA, N.A. LETTERHEAD]

March 15, 1999



Management Report on Internal Control over
Servicing of Securitized Credit Card Receivables

Chase Manhattan Bank USA, N.A. is reponsible for establishing and maintaining an effective system of internal control over servicing of securitized credit card receivables, which is designed to provide reasonable assurance regarding the proper servicing of securitized credit card receivables. The system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to servicing of securitized credit card receivables. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Chase Manhattan Bank USA, N.A. management assessed its system of internal control over servicing of securitized credit card receivables as of December 31, 1998 in relation to criteria for effective internal control described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1998, Chase Manhattan Bank USA N.A. maintained an effective system of internal control over servicing of securitized credit card receivables.


/s/Michael J. Barrett
----------------------
Michael J. Barrett
President
Chase Manhattan Bank USA, N.A.



/s/Keith Schuck
---------------------
Keith Schuck
Vice President and Chief Financial Officer
Chase Manhattan Bank USA, N.A.

                                                     Exhibit 28.3

Report of Independent Accountants


March 15, 1999

Chase Manhattan Bank USA, N.A., as Seller and Servicer, and Yusada Bank and Trust Company, as Trustee of Chase Manhattan Credit Card
Master Trust.

We have examined management's assertion that, as of December 31, 1998, Chase Manhattan Bank USA, N.A. maintained an effective system of internal control over servicing of securitized credit card receivables, included in the accompanying Management Report on Internal Control over Servicing of Securitized Credit Card Receivables.

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

In our opinion, management's assertion that, as of December 31, 1998, Chase Manhattan Bank USA, N.A. maintained an effective system of internal control over servicing of securitized credit card receivables, is fairly stated, in all material respects, based upon the criteria for effective internal control described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/PRICEWATERHOUSECOOPERS LLP

                                                                   Exhibit 28.4

Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-91504, 333-5205) and on Form S-1 (Nos. 33-89058)
of Chase Manhattan Bank USA, National Association of our report dated March 15, 1999 appearing as Exhibit 28.2 of this Form 10-K.


/s/PRICEWATERHOUSECOOPERS LLP



New York, New York
March 15, 1999