Form 10-K405
period 2000-12-31
CHASE MANHATTAN CREDIT CARD MASTER TRUST; CHASE MANHATTAN BANK USA
filed 2001-03-30
CIK 874264, 869090

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to ______

                        Commission file number 333-05205

                Chase Manhattan Credit Card Master Trust (issuer)

           Chase Manhattan Bank USA, National Association (depositor)

             (Exact name of registrant as specified in its charter)


USA                                                  22-2382028
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                       Identification Number)

2000 White Clay Center Drive, Newark, DE             19711
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class               Name of Each Exchange of Which Registered
           NONE                                          N/A

Securities registered pursuant to Section 12(g) of the Act:

           NONE
    (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days: YES [X]   NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant:

         The registrant has no voting stock or class of common stock outstanding as of the date of this report.

                       DOCUMENTS INCORPORATED BY REFERNCE.
         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

         None.


Introductory Note

         This Annual Report on Form 10-K is filed in accordance with a letter dated March 22, 1991 issued by the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission (the "Division") stating that the Division will raise no objection if Chase Manhattan Credit Card Master Trust (the "Trust"), which is maintained pursuant to the Amended and Restated Pooling Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (formerly known as The Chase Manhattan Bank (USA)) (the "Bank"), as seller and servicer, and unrelated trustee (the "Trustee"), files reports pursuant to Section 13, 15(d) and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of the Chief Counsel on behalf of the originators of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K. The Chase Manhattan Credit Card Master Trust is the Issuer of Asset Backed Certificates, Series 1996-3.

Part I

Item 1.         Business

         Omitted.

Item 2.         Properties

         Pursuant to the Agreement, the Bank has transferred to the Trust from time to time the receivables (the "Receivables") arising in certain credit card accounts.

         The aggregate Investor Default Amount reported by the registrant in reports on Form 8-K filed in 2000 was $51,492,907.23. There were no Investor Charge-offs for the same period. As of December 31, 2000, Accounts designated for the Master Trust having an aggregate balance of $43,034,880.74, or 1.45% of all Receivables, were delinquent 30 - 59 days; Accounts having an aggregate balance of $34,150,685.12, or 1.15% of all Receivables, were delinquent 60 - 89 days; Accounts having an aggregate balance of $63,484,513.88, or 2.15% of all Receivables, were delinquent 90 days or more.

Item 3.         Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee, The Chase Manhattan Bank or Chase Manhattan Bank USA, National Association.

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

         As of December 31, 2000, the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates are credited, who may or may not be the beneficial owners of the Certificates. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and the following information is presented on that basis for the Series 1996-3 Certificates:

         Class                              No. of Holders
         -----                              --------------
         A                                        58
         B                                         1


Item 6.         Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

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

         Omitted.

Item 11.        Executive Compensation

         Omitted.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2000, there were the following holders of record with more than 5% of each class of the Series 1996-3 Certificates:

---------------------------------------------------------------------------------------------------------------
Chase Manhattan Credit Card Master Trust      Name & Address of Participant              Original       % Class
                                                                                        Certificate
                                                                                     Principal Balance
---------------------------------------------------------------------------------------------------------------
Series 1996-3
---------------------------------------------------------------------------------------------------------------
Class A                                       Bank of New York (The)
                                              925 Patterson Plank Rd.                    $92,771,000      9.69%
                                              Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------------
                                              Chase Manhattan Bank
                                              4 New York Plaza                          $121,406,000     12.68%
                                              13th Floor
                                              New York, NY 10004
---------------------------------------------------------------------------------------------------------------
                                              CIBC World Markets Corp.
                                              200 Liberty Street                         $66,680,000      6.97%
                                              6th Floor
                                              New York, NY 10281
---------------------------------------------------------------------------------------------------------------
                                              Citibank, N.A.
                                              P.O. Box 30576                             $63,435,000      6.63%
                                              Tampa, FL 33630-3576
---------------------------------------------------------------------------------------------------------------
                                              Merrill Lynch, Pierce Fenner &
                                              Smith Safekeeping                         $106,585,000     11.13%
                                              4 Corporate Place
                                              Corporate Park 287
                                              Piscataway, NJ 08855
---------------------------------------------------------------------------------------------------------------
                                              Northern Trust Company (The)
                                              801 S. Canal C-IN                          $63,760,000      6.66%
                                              Chicago, Il 60607
---------------------------------------------------------------------------------------------------------------
                                              State Street Bank and Trust Co.
                                              1776 Heritage Dr.                         $144,494,000     15.10%
                                              Global Corp. Action Unit JAB 5 NW
                                              No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------------
Class B                                       Chase Manhattan Bank
                                              4 New York Plaza                           $42,780,000    100.00%
                                              13th Floor
                                              New York, NY 10004
---------------------------------------------------------------------------------------------------------------

Item 13.        Certain Relationships and Related Transactions

         Omitted.

Part IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                (a) The following documents are filed as part of this Annual Report on Form 10-K.

   Exhibit Number      Description
   --------------      -----------

   23.1                Consent of Independent Accountants.

   99.1                Annual  Servicer's Certificate pursuant to Section
                       3.05 of the Agreement.

   99.2                Management Report on Internal Controls.

   99.3                Annual Independent Accountants Report pursuant to
                       Section 3.06 of the Agreement.


                (b)     Reports on Form 8-K.

         The following reports on Form 8-K were filed by the registrant during the last quarter of 2000:

         (1) Current Report on Form 8-K, filed on October 25, 2000, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the October 16, 2000 distribution with respect to Series 1996-3.

         (2) Current Report on Form 8-K, filed on November 29, 2000, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the November 15, 2000 distribution with respect to Series 1996-3.

         (3) Current Report on Form 8-K, filed on December 28, 2000 and amended on February 7, reporting Items 5 and 7, providing the Monthly
Certificateholders' Statement with respect to the December 15, 2000 distribution with respect to Series 1996-3.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2001


                              Chase Manhattan Credit Card Master Trust

                              by: Chase Manhattan Bank USA, National Association


                              By: /s/ Miriam K. Haimes
                              -------------------------
                              Name:  Miriam K. Haimes
                              Title: Financial Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

INDEX TO EXHIBITS

Exhibit Number:         Description:
---------------         ------------

23.1                    Consent of Independent Accountants.

99.1 Annual Servicer's Certificate pursuant to Section 3.05 of the Agreement.

99.2                    Management Report on Internal Controls.

99.3                    Annual Independent Accountants Report
                        pursuant to Section 3.06 of the Agreement.